Form 10-K
COMM 2014-CCRE15 Mortgage Trust
filed 2016-03-23
CIK 1595726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-193376-01

Central Index Key Number of the issuing entity:0001595726

COMM 2014-CCRE15 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001555524

Jefferies LoanCore LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3925059 38-3925060 38-7111563 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer / /                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Google and Amazon Office Portfolio Mortgage Loan and the 625 Madison Avenue Mortgage Loan, which constituted approximately 10.9% and 8.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Google and Amazon Office Portfolio Mortgage Loan and the 625 Madison Avenue Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Google and Amazon Office Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 625 Madison Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the COMM 2014-CCRE14 Mortgage Trust transaction, Commission File Number 333-184376-11 (the “COMM 2014-CCRE14 Transaction”). These loan combinations, including the Google and Amazon Office Portfolio Mortgage Loan and the 625 Madison Avenue Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction, is also the primary servicer of these loan combinations.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1760 Third Avenue Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date. The 1760 Third Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 1760 Third Avenue Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 1760 Third Avenue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the 1760 Third Avenue loan combination in the COMM 2014-LC15 Mortgage Trust transaction, Commission File Number 333-193376-03 (the “COMM 2014-LC15 Transaction”). After the closing of the COMM 2014-LC15 Transaction on March 25, 2014, this loan combination, including the 1760 Third Avenue Mortgage Loan, was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2014-LC15 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2014-LC15 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2014-LC15 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the 1760 Third Avenue Mortgage Loan and the primary servicer of the Google and Amazon Office Portfolio Mortgage Loan, the 625 Madison Avenue Mortgage Loan, the Winchester FEMA Mortgage Loan and the 1760 Third Avenue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Google and Amazon Office Portfolio Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the 1760 Third Avenue Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association acts as co-trustee (with Christiana Trust, a division of Wilmington Savings Fund Society, FSB) of the Google and Amazon Office Portfolio Mortgage Loan and the 625 Madison Avenue Mortgage Loan and as trustee with respect to the 1760 Third Avenue Mortgage Loan. Pursuant to the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction and the pooling and servicing agreement for the COMM 2014-LC15 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Google and Amazon Office Portfolio Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the 1760 Third Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Christiana Trust, a division of Wilmington Savings Fund Society, FSB acts as co-trustee (with U.S. Bank National Association) of the Google and Amazon Office Portfolio Mortgage Loan, the 625 Madison Avenue Mortgage Loan and (with Wells Fargo Bank, National Association) the Winchester FEMA Mortgage Loan (performing all trustee functions except in circumstances in which the trustee is required to evaluate the actions of, or otherwise assess or interact with Wells Fargo Bank, National Association regarding its performance of any of its servicing functions). Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Google and Amazon Office Portfolio Mortgage Loan, the 625 Madison Avenue Mortgage Loan and the Winchester FEMA Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the primary servicer of the Google and Amazon Office Portfolio Mortgage Loan, the 625 Madison Avenue Mortgage Loan, the 1760 Third Avenue Mortgage Loan and the Winchester FEMA Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Google and Amazon Office Portfolio Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on February 19, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $38,734,956.00 for the twelve- month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, Deutsche Bank Trust Company Americas, as certificate administrator and custodian, and U.S. Bank National Association, as trustee:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”)  in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction.  Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”).  The claims in the IKB Action appear to be substantively similar to the SDNY Action.  The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts.  DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the pooling and servicing agreement for the COMM 2014-CCRE14 Transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of February 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

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
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.6)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.7)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.8)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.10)
33.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.11)
33.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.7)
33.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.8)
33.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.6)
33.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.10)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.3)
33.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.4)
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
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.6)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.7)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.8)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.10)
34.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.11)
34.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.7)
34.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.8)
34.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.6)
34.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.10)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.3)
34.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.4)
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
35.4 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.5)
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.6)
35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.7)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan
35.12 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.5 Subservicing Agreement, dated as of February 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Wells Fargo Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 23, 2016

/s/ Matt Smith

Matt Smith, Director

Date: March 23, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of February 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 99.6 to the registrant’s Current Report Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

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
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.6)
33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
33.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.7)
33.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.8)
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.10)
33.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.11)
33.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.7)
33.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.8)
33.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.6)
33.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.10)
33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.3)
33.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.4)
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
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.6)
34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
34.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.7)
34.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 34.8)
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.10)
34.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.11)
34.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.7)
34.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 34.8)
34.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.6)
34.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.10)
34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.3)
34.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (see Exhibit 34.4)
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
35.4 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan
35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan
35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.5)
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.6)
35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (see Exhibit 35.7)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan
35.12 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.5 Subservicing Agreement, dated as of February 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Wells Fargo Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)