Form 10-K/A
COMM 2014-CCRE15 Mortgage Trust
filed 2016-04-04
CIK 1595726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 23, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.7 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, and to update the disclosure with respect to Deutsche Bank Trust Company Americas filed under Item 1117 to the Original Form 10-K to account for events for which notice was received subsequent to the filing of the Original Form 10-K.  Due to an error in table formatting, Appendix A of Exhibit 33.7 to the Original Form 10-K did not clearly identify which servicing criteria were applicable or inapplicable.  The amended Exhibit 33.7 included in this Amendment clearly identifies which servicing criteria are applicable and which are inapplicable.

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

On March 25, 2016, plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by Pooling and Servicing Agreements, most of which had been dismissed from the U.S. District Court action.  (Plaintiffs removed 19 of the original 500 and have added 32 new trusts.)  DBTCA serves as trustee on only one of these 513 trusts.

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.7)

33.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.25 Situs Holdings, LLC, as Operating Advisor of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.7)

33.27 National Tax Search, LLC, as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.25 Situs Holdings, LLC, as Operating Advisor of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.27 National Tax Search, LLC, as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.4 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.9 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.12 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.5 Subservicing Agreement, dated as of February 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Wells Fargo Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: April 4, 2016

/s/ Matt Smith

Matt Smith, Director

Date: April 4, 2016

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

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (see Exhibit 33.7)

33.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.25 Situs Holdings, LLC, as Operating Advisor of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (see Exhibit 33.7)

33.27 National Tax Search, LLC, as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-01 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.6 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.8 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.10 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.11 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.12 Park Bridge Lender Services LLC, as Operating Advisor of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.14 National Tax Search, LLC, as Servicing Function Participant of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.15 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.16 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.17 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.18 Park Bridge Lender Services LLC, as Operating Advisor of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.20 National Tax Search, LLC, as Servicing Function Participant of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.21 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.22 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.23 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.24 Wells Fargo Bank, National Association, as Custodian of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.25 Situs Holdings, LLC, as Operating Advisor of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

34.27 National Tax Search, LLC, as Servicing Function Participant of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.4 Wells Fargo Bank, National Association, as Primary Servicer with respect to the Winchester FEMA Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.6 Rialto Capital Advisors, LLC, as Special Servicer of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.7 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Google and Amazon Office Portfolio Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.9 Rialto Capital Advisors, LLC, as Special Servicer of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.6 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.10 Deutsche Bank Trust Company Americas, as Certificate Administrator of the 625 Madison Avenue Mortgage Loan (filed as Exhibit 35.7 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.12 Rialto Capital Advisors, LLC, as Special Servicer of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the 1760 Third Avenue Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-193476-01 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Natixis Real Estate Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of February 10, 2014, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)

99.5 Subservicing Agreement, dated as of February 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Wells Fargo Bank, National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on April 3, 2014 under Commission File No. 333-193376-01 and incorporated by reference herein)